Form 10-K
period 2003-12-31
CWMBS INC CHL MORTGAGE PASS THROUGH TRUST 2003 53
filed 2004-03-30
CIK 1268610

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    ------

                                   FORM 10-K

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 2003
                                   -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                     -------------    -------------

                     Commission file number: 333-103821-44
                                             -------------


             CWMBS, Inc., CHL Mortgage Pass-Through Trust 2003-53,
              Mortgage Pass-Through Certificates, Series 2003-53
              --------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                95-4449516
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o  Countrywide Home Loans Servicing LP
     4500 Park Granada
     Calabasas, California                                  91302
-----------------------------------------        -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes        No   X
                                        -----     -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003: Not applicable
                                           --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                *      *      *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 2003-53 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of October 1, 2003 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as a seller ("CHL"), Park Granada LLC, as a seller (together with CHL, the "Sellers"), Countrywide Home Loans Servicing LP, as master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 2003-53 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I


ITEM 1.   BUSINESS

          Not applicable.  See the Relief Letter.

ITEM 2.   PROPERTIES

          Not applicable.  See the Relief Letter.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a)  Item 201 of Regulation S-K:

               i. Market Information. There is no established public trading market for the Certificates.

               ii. Holders. As of December 31, 2003 there were less than 300 holders of record of the Certificates.

               iii. Dividends. Not applicable. See the Relief Letter. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

               iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

                  Item 701 of Regulation S-K. Not applicable. See the Relief Letter.

          (b) Rule 463 of the Securities Act of 1933. Not applicable. See the Relief Letter.

          (c) Item 703 of Regulation S-K. Not applicable as the Registrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.  See the Relief Letter.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.  See the Relief Letter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



ITEM 9A.  CONTROLS AND PROCEDURES

          Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 307 of Regulation S-K. See Item 307 of Regulation S-K and Exchange Act Rule 15d-15(a). The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 308 of Regulation S-K. See Instruction 2 to Item 308 of Regulation S-K and Exchange Act Rule 15d-15(a).

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.  See the Relief Letter.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.  See the Relief Letter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by Item 201(d) of Regulation S-K:
Not applicable.

          Information required by Item 403 of Regulation S-K:

          (a)  Not applicable. See the Relief Letter.

          (b)  Not applicable. See the Relief Letter.

          (c)  Not applicable. See the Relief Letter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.  See the Relief Letter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose this information. See Instructions to Item 14.

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is attached as Exhibit
                    99.2 to this Report. See Relief Letter.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    o Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                    o Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                    o Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on January 20, 2004).

                    o  Exhibit 31: Rule 15d-14(a) Certification.

                    o  Exhibit 99.1: Annual Statement of the Master Servicer.

                    o  Exhibit 99.2: Annual Report of the Firm of Accountants.

          (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2003:


            Date of Current Report              Item Reported
            ----------------------              -------------
            October 28, 2003          8-K for Computational Materials.

            October 30, 2003          8-K for Legality Opinion, Tax Opinion
                                      and Consent of Sidley Austin Brown &
                                      Wood LLP.

            November 19, 2003         Monthly report sent to certificateholders
                                      with the November 2003 distribution.


          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable. See the Relief Letter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CWMBS, INC.,
                                       CHL MORTGAGE PASS-THROUGH TRUST 2003-53,
                                       MORTGAGE PASS-THROUGH CERTIFICATES,
                                       SERIES 2003-53

                                       By:  Countrywide Home Loans Servicing LP,
                                            as Master Servicer*

                                       By:  Countrywide GP, Inc.


                                       By:  /s/ Joseph M. Candelario
                                            -------------------------------
                                            Name:   Joseph M. Candelario
                                            Title:  First Vice President

                                                    Date:  March 25, 2004









---------------

* This Report is being filed by the Master Servicer on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

                                 EXHIBIT INDEX



Exhibit   Document
-------   --------


3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714))*

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714))*

4 Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on January 20, 2004)*

31        Rule 15d-14(a) Certification

99.1      Annual Statement of the Master Servicer

99.2      Annual Report of the Firm of Accountants








--------------

*    Incorporated herein by reference.